Form 10KSB40
period 1999-12-31
DALIPRINT INC/NY
filed 2000-04-04
CIK 1077274

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT FILED ON MARCH 31,
            2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-26635

                                 Daliprint, Inc.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                              13-4031362
------------------------------                           ---------------------
State or other jurisdiction of                              I.R.S. Employer
incorporation or organization                            Identification Number

317 Madison Avenue, Suite 2310, New York, New York                 10017
--------------------------------------------------               --------
    Address of principal executive office                        Zip Code

Issuer's telephone number:  (212) 949-9696
                            --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to
such filing requirements for the past ninety (90) days. Yes  X    No
                                                            ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 1999 were $0.00.

As of December 31, 1999, 2,170,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates (170,000 shares) was $42,500.


Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                                     Part I


Item 1.  Description of Business.

       Daliprint, Inc. (the "Company") was incorporated in Delaware in October 1998 and was formed by Mr. James A. Prestiano, a stockholder, officer, and director of the Company. The Company's principal executive offices are located at 317 Madison Avenue, Suite 2310, New York, NY 10017. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

       The Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation or other business entity which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company currently involves seeking a Merger Target. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger. The Company has not yet selected or entered into any substantive discussions with any potential Merger Target and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

       Mr. Prestiano serves as the sole director and officer of nine other companies (identified in Part III, Item 12 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. Mr. Prestiano and the Company have no formal plan relating to the allocation of business or Merger opportunities between the Company and the nine other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to one of the nine other companies.

       The proposed business activities described herein classify the Company as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management can give no assurance that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger. However, the Company is exploring all alternative strategies to attempt to obtain a quote for its Common Stock on the NASDAQ Over The Counter bulletin board in order to enhance its attractiveness to potential Merger partners.


Item 2.  Description of Property

        The Company neither owns nor leases any real property at this time. Pursuant to an oral agreement with The Law Offices of James A. Prestiano, Esq, a firm controlled by James Prestiano, the Company's President, majority stockholder and founder, the Company utilizes and will continue to utilize the office space of such firm as its principal executive office. Such office is located at 317 Madison Avenue, Suite 2310, New York, NY 10017, telephone: (212) 949-9696, facsimile: (212) 949-9241.

        The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

        The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of shareholders in the fourth quarter of 1999.


                                     Part II


Item 5.  Market for Company's Common Equity and Related Stockholder Matters

        The Company's Common Stock is currently not traded on any public trading market. No assurance can be given that any market for its Common Stock will develop. However, the Company is exploring all alternative strategies to attempt to obtain a quote for its Common Stock on the NASDAQ Over The Counter bulletin board in order to enhance its attractiveness to potential Merger partners.

        The authorized capital stock of the Company consists of 45,000,000 shares, of which 40,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of Preferred Stock, $0.001 par value. At March 29, 2000, there were 2,170,000 shares of Common Stock outstanding and held of record by nine stockholders. No shares of Preffered Stock have been issued.


Item 6.  Management's Discussion and Analysis or Plan of Operation

                                Plan of Operation

General

        The Company's plan is to seek, investigate, and if such investigation warrants, consummate a Merger with one or more Merger Targets desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any Merger. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

        The Company may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a Merger may involve merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

        Selecting a Merger Target will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

        The Company has insufficient capital with which to provide the owners of Merger Targets significant cash or other assets. Management believes the Company will offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

        The Company will not restrict its search for any specific kind of Merger Target, and may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a Merger.

Selection and Evaluation of Merger Targets

        Management of the Company will have complete discretion and flexibility in identifying and selecting a prospective Merger Target. In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

        Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, each Company will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited

        The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and director intends to devote only a small portion of his time to the affairs of the Company and, accordingly, consummation of a Merger may require a greater period of time than if the Company's management devoted his full time to the Company's affairs. While no current steps have been taken nor agreements reached, the Company may engage consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates.

        The Company will seek potential Merger Targets from all known sources and anticipates that various prospective Merger Targets will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, director and his affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, the Company may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to the officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

        In analyzing prospective Merger Targets, management may consider, among other factors, such matters as;

        1)     the available technical, financial and managerial resources;
        2)     working capital and other financial requirements;
        3)     history of operation, if any;
        4)     prospects for the future;
        5)     present and expected competition;
        6) the quality and experience of management services which may be available and the depth of that management;
        7)     the potential for further research, development or exploration;
        8) specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;
        9)     the potential for growth or expansion;
        10)    the potential for profit;
        11) the perceived public recognition or acceptance of products, services or trades; and 12) name identification.

        Merger opportunities in which the Company may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. The Company's stockholders must, therefore, depend on Management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

        There can be no assurance that the Company will find a suitable Merger Target. If no such Merger Target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

Structuring and Financing of a Merger

        As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. The Company will evaluate the possible tax consequences of any prospective Merger and will endeavor to structure a Merger so as to achieve the most favorable tax treatment to the Company, the Merger Target and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to the Company, the Merger Target and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Merger.

        The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), each Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carryforwards, if any.

        There currently are no limitations on each Company's ability to borrow funds to effect a Merger. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, all the risks inherent thereto.

Competition for Merger Opportunities

        The Company is, and will continue to be, an insignificant participant in the business of seeking a Merger with a Merger Target. The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

Equipment and Employees

        The Company has no operating business and thus no equipment and no employees, and the Company does not expect to acquire any equipment or employees. The Company does not intend to develop its own operating business but instead will seek to effect a Merger with a Merger Target.

                                  Risk Factors

        This Annual Report includes projections of future results and forward-looking statements. All statements that are included in this Annual Report, other than statements of historical fact, are forward-looking statements. Such statements reflect the current views of the Company with respect to the future events and are subject to certain risks, uncertainties and assumptions, including the following Risk Factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. There can be no assurance that the projected results will occur, and that these judgments or assumptions will prove correct, that unforeseen developments will not occur or that the Company's assumptions concerning future developments will not change.

The Company Has No Operating History or Basis for Evaluating Prospects

        The Company was incorporated in October 1998 and has no operating business or plans to develop one and has not, as of the date hereof, identified any Merger Targets. Accordingly, there is only a limited basis upon which to evaluate the Company's prospects for achieving its intended business objectives. To date, the Company's efforts have been limited to organizational activities and the Private Placement.

The Company Has Limited Resources and No Present Source of Revenues

        The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a Merger. Moreover, there can be no assurance that any Merger Target, at the time of the Company's consummation of a Merger, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Further, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), the Company will only invest its funds prior to a Merger in limited investments which do not trigger Investment Company status. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

The Company May Need Additional Financing In Order to Execute Its Business Plan

        The Company has had no revenues to date and will be entirely dependent upon its limited available financial resources (consisting primarily of the proceeds of the Private Placement) to implement its business objectives. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan (because of the size of the Merger or other reasons), the Company may be required to seek additional financing. In addition, in the event of the consummation of a Merger, the Company may require additional financing to fund the operations or growth of the Merger Target.

Additional Financing May Not Be Available to the Company If Needed

        There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of a Merger, and would have minimal capital remaining to pursue other Merger Targets. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Merger Target. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

The Company May Not Be Able to Borrow Funds If Needed

               There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Merger. However, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred borrowings and, therefore, all the risks inherent thereto.

The Company is Unable to Ascertain Risks Relating to the Industry and Nature of Unidentified Merger Targets

        The Company has not selected any particular industry or Merger Target in which to concentrate its Merger efforts. The director and executive officer of the Company has had no contact or discussions with any entity or representatives of any entity regarding a consummation of a Merger. Accordingly, there is no basis to evaluate the possible merits or risks of the Merger Target or the particular industry in which the Company may ultimately operate, and therefore risks of a currently unascertainable nature may arise when a specific Merger Target and industry is chosen. For example, to the extent that the Company effects a Merger with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Merger with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular Merger Target or industry, there can be no assurance that the Company will properly ascertain or assess all such risks.

Scarcity of and Competition for Merger Opportunities May Hinder the Identification of a Merger Target and the Consummation of a Merger

        The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

The Company Has No Current Agreement With any Possible Merger Target and No Standards for a Merger, Which May Impair the Identification, Evaluation and Consummation of Suitable Merger Opportunities

        The Company has no arrangement, agreement, or understanding with respect to engaging in a Merger with any private entity. There can be no assurance that the Company will successfully identify and evaluate suitable Merger opportunities or conclude a Merger. Management has not identified any particular industry or specific business within an industry for evaluations. Other than issuing shares to its original stockholder and conducting the Private Placement, the Company has never commenced any operational activities. There is no assurance that the Company will be able to negotiate a merger on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a Merger Target to have achieved. Accordingly, the Company may enter into a Merger with a Merger Target having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

Success of the Company's Business Plan Depends In Large Part Upon the Consummation of a Merger

        The success of the Company's proposed plan of operation will depend to a great extent on locating and consummating a Merger with a Merger Target. Subsequent to any Merger, the Company's success will depend greatly on the operations, financial condition, and management of the identified Merger Target. While management intends to seek a Merger with a company that has an established operating history, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes a Merger, the success of the Company's operations may be dependent upon management of the successor entity together with numerous other factors beyond the Company's control.

The Company May Be Subject to Uncertainty in the Competitive Environment of a Merger Target

        In the event that the Company succeeds in effecting a Merger, the Company will, in all likelihood, become subject to intense competition from competitors of the Merger Target. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Merger Target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Merger, the Company will have the resources to compete effectively in the industry of the Merger Target, especially to the extent that the Merger Target is in a high- growth industry.

Probable Lack of Business Diversification Due to Limited Resources Limits the Prospects for the Company's Success

        As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single Merger. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Mergers or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to the consummation of a Merger. The prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Merger Target by the Company, there can be no assurance that the Merger Target will prove to be commercially viable.

There Exist Conflicts of Interest Relating to Mr. Prestiano's Inter-Company Conflicts

        Mr. Prestiano serves as the sole director and officer of nine other companies (identified in Item 12, Part III below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, Mr. Prestiano will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

There Exist Conflicts of Interest Relating to Mr. Prestiano's Time Commitment to the Company

        Mr. Prestiano is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. Mr. Prestiano will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Prestiano will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger. Mr. Prestiano is affiliated with nine other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Prestiano may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

There Exist Conflicts of Interest Relating to the Compensation and Reimbursement of Mr. Prestiano and Affiliates

        Although Mr. Prestiano has received no compensation for his services as the sole director and/or president of the Company, he and his affiliates have been reimbursed, at cost, for the reasonable business expenses of the Company, including those incurred in connection with the formation of the Company, the Private Placement, and the preparation and filing of a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Prestiano and his affiliates will also be entitled to be reimbursed for any future reasonable business expenses of the Company, including any expenses incurred in connection with any Merger. This will include reimbursement for the cost of the personnel of Mr. Prestiano or his affiliates (other than Mr. Prestiano himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on behalf of the Company.

The Company May Pursue a Merger With a Merger Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country

        The Company may effectuate a Merger with a Merger Target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a Merger Target, ongoing business risks result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The Company Depends Upon a Single Executive Officer and Director

        The ability of the Company to successfully effect a Merger will be dependent upon the efforts of its executive officer and sole director, Mr. James Prestiano. Notwithstanding the significance of Mr. Prestiano, the Company has not entered into employment agreements or other understandings with Mr. Prestiano concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Prestiano could have a material adverse effect on the Company's ability to successfully achieve its business objectives. Mr. Prestiano is not required to commit a substantial amount of his time to the affairs of the Company and, accordingly, may have conflicts of interests in allocating management time among various business activities. The Company will rely upon the expertise of Mr. Prestiano and does not anticipate that it will hire additional personnel. However, if additional personnel are required, there can be no assurance that the Company will be able to retain such necessary additional personnel

The Company's Sole Executive Officer and Director has Limited Experience

        Although Mr. Prestiano has experience in buying and selling businesses, he has no prior experience in "blind pool" or "blank check" companies such as the Company, nor has he been a director or officer of any public company.

Mr. Prestiano Has Centralized Control of the Company's Affairs

        Mr. Prestiano owns 2,000,000 shares of Common Stock of the Company, representing approximately 92% of the issued and outstanding shares of Common Stock and approximately 92% of the voting power of the issued and outstanding shares of Common Stock of the Company. In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, management may be able to elect all of the Company's directors and otherwise direct the affairs of the Company. Additionally, stockholders will only be permitted to vote on a Merger if a stockholder vote is required under Delaware General Corporation Law, and, even if allowed to vote, Mr. Prestiano controls a majority of the stock of the Company, thus effectively giving him control.

There Exists the Likelihood of a Change in Control and Management Upon the Consummation of a Merger

        It is likely that any Merger will result in control by the Merger Target stockholders and that the stockholders of the Company would retain only a relatively small minority position. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Prestiano to resign or be removed as executive officer and/or sole director and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

There is Limited Likelihood of a Regular Trading Market for the Common Stock

        A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. However, the Company is exploring all alternative strategies to attempt to obtain a quote for its Common Stock on the NASDAQ Over The Counter bulletin board in order to enhance its attractiveness to potential Merger partners. In general, creation of a public market for the Common Stock depends on (i) acceptance of the Company on an exchange or interdealer quotation system, (ii) filing of a Form 15-c2-11 with NASDAQ for trading on the Over The Counter bulletin board or (iii) registration of the shares through a Registration Statement filed under the Securities Act. Such actions may be costly and difficult and could potentially fail. If so, it would substantially hinder the liquidity of the Common Stock. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock of the Company are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained. It is unlikely any market would develop without a Merger.

There Exist Risks to Stockholders Relating to Dilution: Authorization of Additional Securities and Reduction of Percentage Share Ownership Following Merger

        The Company's Certificate of Incorporation authorizes the issuance of 40,000,000 shares of Common Stock. There are currently 37,830,000 authorized but unissued shares of Common Stock available for issuance. Although the Company has no commitments as of this date to issue any of these 37,830,000 shares of Common Stock, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Merger. To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following a Merger, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates. Mr. Prestiano has the sole discretion to engage consultants and other assistance and to pay partially or in whole with stock or options for stock of the Companies and to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

Regulatory and Statutory Obstacles May Hinder the Company's Attractiveness to Merger Candidates

        Merger Targets are often companies which wish to become public companies to provide liquidity to their shareholders and possibly enhance their future ability to access the capital markets, without the risk and expense of an initial public offering. While the Merger does not immediately provide significant capital, it does, if the Merger is executed as intended, create a surviving Company which is public, which owns the assets and business of the Merger Target (usually in a subsidiary) and the Merger Targets shareholders end up with stock in the public Company.

Management believes that the Company will generally be attractive to Merger Targets if the Company has its Common Stock being quoted by dealers and registered under the Exchange Act. Regulatory and rulemaking authorities have, however, taken steps to make it difficult to enable shell corporations (with no current business other than one similar to the Company's) to have dealer quotations for the securities of such corporations. In order to have dealers quote a bid and ask for the common stock of the Company, in addition to other requirements, the dealer must file a form pursuant to Rule 15c-2(11) promulgated pursuant to the Exchange Act. Regulatory authorities may scrutinize and possibly take action to block quotation by a dealer of stock in a shell company such as the Company. In addition, the regulatory authorities generally will block a dealer from quoting on stock of a company without some significant amount of free trading shares available for trading, often referred to as the "float." All the currently outstanding stock of the Company is held by a small number of shareholders and currently there are no free-trading shares. As a result, there is no assurance that the regulatory authorities will not block the attempt to obtain dealer quotations for the Company's Common Stock.

The Company's Outstanding Shares of Common Stock Are Not Immediately Eligible for Future Sale

        None of the 2,170,000 shares of Common Stock outstanding of the Company as of the date of the Registration Statement are eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of Common Stock or the availability of such shares for sale will have on the market prices, if any, for shares of Common Stock prevailing from time to time. Nevertheless, the sale of substantial amounts of Common Stock in the public market would likely adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

The Uncertain Structure of a Merger May Result in Risks Relating to the Market for the Company's Common Stock

        The Company may form one or more subsidiary entities to effect a Merger and may, under certain circumstances, distribute the securities of subsidiaries to the stockholders of the Company. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade.

Taxation Considerations May Impact the Structure of a Merger and Post-Merger Liabilities

        Federal and state tax consequences will, in all likelihood, be major considerations in any Merger the Company may undertake. The structure of a Merger or the distribution of securities to stockholders may result in taxation of the Company, the Merger Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Merger so as to minimize the federal and state tax consequences to both the Company and the Merger Target. Management cannot assure that Merger will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

The Company May Be Deemed an Investment Company and Subjected to Related Restrictions

        The regulatory scope of the Investment Company Act, which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its anticipated principal activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act. Nevertheless, there can be no assurance that the Company will not be deemed to be an investment company, particularly during the period prior to consummation of a Merger. If the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

The Company Expects to Pay No Cash Dividends

        The Company does not expect to pay dividends prior to the consummation of a Merger. The payment of dividends after consummating any such Merger, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a Merger. The payment of any dividends subsequent to a Merger will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

The Company is Authorized to Issue Preferred Stock

        The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Delaware, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company does not currently intend to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future. As of this date, the Company has no outstanding shares of Preferred Stock.


Item 7.  Financial Statements

        See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-8.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

        The following table sets forth information concerning the sole director and executive officer of the Company:

Name                      Age        Title
----------------------------------------------------------------------------
James A. Prestiano        35         President, Secretary, and Sole Director

        Mr. James A. Prestiano, age 35, is the sole director, president, and secretary of the Company. Mr. Prestiano is the principal of the Law Offices of James A. Prestiano. Mr. Prestiano practices law in New York, New York in the areas of securities law, corporate law, litigation and other business matters. Mr. Prestiano has practiced law in New York since 1993. From 1990 to 1993, Mr. Prestiano was a Staff Attorney at the Northeast Regional Office of the United States Securities and Exchange Commission. Mr. Prestiano is a graduate of St. Johns University, where he received a B.A. degree in 1987 and a law degree in 1990.

       Mr. Prestiano is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. Mr. Prestiano will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Prestiano will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.


Item 10.  Executive Compensation

       James A. Prestiano is the sole officer and director of the Company. Mr. Prestiano receives no compensation for his services as the sole director and/or president and secretary of the Company. Mr. Prestiano and his affiliates have been reimbursed, at cost, for the reasonable business expenses of the Company, including those incurred in connection with the formation of the Company, the Private Placement, and the preparation and filing of a Registration Statement on Form 10 under the Exchange Act. Mr. Prestiano and his affiliates will also be entitled to be reimbursed for any future reasonable business expenses of the Company, including any expenses incurred in connection with any Merger. This will include reimbursement for the cost of the personnel of Mr. Prestiano or his affiliates (other than Mr. Prestiano himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on behalf of the Company.

       While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to any officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information as of this date, with respect to Common Stock of the Company owned by James A. Prestiano, the sole director and officer of the Company, and the only individual who owns more than 5% of the outstanding and voting Common Stock.


                                               Shares        Percent
                                            Beneficially     of Class
                   Name                         Owned       Outstanding
---------------------------------------- ------------------ -----------
James A. Prestiano(1)                          2,000,000(2)     92.17%
All Officers and Directors as a group          2,000,000        92.17%
(one person)
---------------------------

(1) The address for Mr. Prestiano is c/o the Company, 317 Madison Avenue, Suite 2310, New York, NY 10017, telephone: (212) 949-9696, facsimile:
       (212) 949-9241.
(2) Mr. Prestiano has sole voting and investment power with respect to the shares shown.

       A Merger will, in all likelihood, result in stockholders of the Merger Target obtaining a controlling interest in the Company. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Prestiano to resign or be removed as executive officer and/or sole director and a corresponding reduction in or elimination of his participation in the future affairs of the Company

Item 12.  Certain Relationships and Related Transactions

       To this date, the Company has had no operating business and engaged in no transactions in which Mr. Prestiano has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Prestiano's interest therein would arise only from his ownership of Common Stock of the Company and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.

       In addition to the Company, Mr. Prestiano serves as the sole director and sole officer (President, Secretary and Chief Financial Officer) of nine other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are:
Algiers Resources, Inc.; Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Incorporated; Regal Acquisitions, Inc.; Spacial Corporation; Voyer One, Inc.; and Voyer Two, Inc.

       As a result of his role as the sole officer and director of these ten companies, Mr. Prestiano will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation, and the laws of the state of Delaware further provide rights and remedies to shareholders in the event such duty is breached. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

       Similarly, in general, officers and directors of a corporation incorporated under the laws of the state of Delaware owe certain fiduciary obligations to the shareholders of such corporation. Among these are the duties of fiduciary care and loyalty, prudent business judgment, and the above-mentioned duty regarding the presentation of corporate opportunities. Essentially, officers and directors have a duty to act in a manner so as to advance the financial interests of the corporation and the shareholders. When these obligations or duties are breached, aggrieved shareholders can seek redress through a derivative action brought on behalf of the corporation and occasionally, depending on the facts and circumstances, through suits brought individually. However, with respect to the Company and the nine other companies, each current shareholder was made aware at the time he or she acquired his or her shares of the fact that Mr. Prestiano is the sole officer and director of the Company and the nine other companies (as stated in the offering memorandum pursuant to which each shareholder acquired his or her shares). In addition, each shareholder at the time of his or her acquisition of shares of the Company was required to make an equal investment in each of the other nine companies. Thus, because each shareholder of the Company is also an equal shareholder in each of the nine other companies that compete directly with the Company, no shareholder of the Company would be harmed due to conflicts of interest amongst these companies related to Mr. Prestiano's fiduciary obligations as sole officer and director of each company and/or the allocation of opportunities to negotiate and Merge with Merger Targets.

        Mr. Prestiano and the Company have no formal plan relating to the allocation of business or Merger opportunities between the Company and the nine other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to one of the nine other Companies.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                Description

3(i)                          Certificate of Incorporation (CE)

3(ii)                         Bylaws (CE)

4.1 Form of Subscription Supplement, Lock-Up and Registration Rights Agreement executed by investors in the Private Placement (CE)

4.2 Form of Subscription Agreement executed by investors in the Private Placement (CE)

4.3                           Placement Agent's Warrant Agreement (CE)

10                            Placement Agent Agreement (CE)

601(c)                        Financial Data Schedule

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   Signatures

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DALIPRINT, INC.


                           By /s/ James A. Prestiano
                             ------------------------
                             James A. Prestiano, President, Secretary and Chief Financial Officer
                           Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                           By /s/ James A. Prestiano
                             ------------------------
                             James A. Prestiano, President, Secretary and Chief Financial Officer and sole Director
                           Date:  March 29, 2000

                                 DALIPRINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                       FOR THE PERIOD FROM OCTOBER 6, 1998
                        (INCEPTION) TO DECEMBER 31, 1998

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 1999

                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-1

FINANCIAL STATEMENTS

      Balance Sheet                                                       F-2

      Statements of Operations                                            F-3

      Statements of Stockholders' Equity                                  F-4

      Statements of Cash Flows                                            F-5

      Notes to Financial Statements                                     F-6 - 8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Daliprint, Inc.

We have audited the accompanying balance sheet of Daliprint, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period from October 6, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daliprint, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and the period from October 6, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 9, 2000

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 1999

                                 ASSETS

Assets
      Cash                                                        $ 30,395
                                                                  --------
                     Total assets                                 $ 30,395
                                                                  ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accrued expenses                                            $  2,790
                                                                  --------

           Total current liabilities                                 2,790
                                                                  --------

Stockholders' equity
      Preferred stock, $0.001 par value
           5,000,000 shares authorized
           no shares issued and outstanding                           --
      Common stock, $0.001 par value
           40,000,000 shares authorized
           2,170,000 shares issued and outstanding                   2,170
      Additional paid-in capital                                    36,180
      Contributed capital - stock warrants outstanding               2,813
      Deficit accumulated during the development stage             (13,558)
                                                                  --------

                Total stockholders' equity                          27,605
                                                                  --------

                     Total liabilities and stockholders' equity   $ 30,395
                                                                  ========


   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                           For the Year Ended December 31, 1999,
      for the Period from October 6, 1998 (Inception) to December 31, 1998, and for the Period from October 6, 1998 (Inception) to December 31, 1999

                                                                             For the                   For the
                                                                           Period from               Period from
                                                                           October 6,                October 6,
                                                    For the                   1998                      1998
                                                  Year Ended              (Inception) to           (Inception) to
                                                  December 31,             December 31,              December 31,
                                                      1999                     1998                      1999
                                               ------------------       ------------------        ------------------
Operating expenses                             $           12,320       $            1,238        $          (13,558)
                                               ------------------       ------------------        ------------------

Net loss                                       $         (12,320)       $           (1,238)       $          (13,558)
                                               ==================       ==================        ==================

Basic and diluted
   Loss per common share                       $           (0.006)      $            (0.001)      $           (0.006)
                                               ==================       ===================       ==================

   Weighted-average common shares
      outstanding                                        2,155,907                 2,013,953               2,117,911
                                               ===================      ====================      ==================


   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                        For the Year Ended December 31, 1999 and
            for the Period from October 6, 1998 (Inception) to December 31, 1998

                                                                                  Contributed      Deficit
                                                                                    Capital -    Accumulated
                                              Common Stock          Additional       Stock       during the
                                       ------------------------      Paid-In        Warrants     Development
                                        Shares           Amount      Capital      Outstanding      Stage           Total
                                        ------           ------     ----------    -----------    -----------       -----
Balance, October 6, 1998 (inception)           -         $    -      $        -    $        -     $        -     $     -

Sale of common stock                   2,020,000          2,020           2,580                                    4,600

Net loss                                                                                              (1,238)     (1,238)
                                      ----------         ------      ----------    -----------    ----------     -------

Balance, December 31, 1998             2,020,000          2,020           2,580              -        (1,238)      3,362

Sale of common stock                     150,000            150          33,600                                   33,750

Issuance of stock warrants                                                               2,813                     2,813

Net loss                                                                                             (12,320)    (12,320)
                                      ----------         ------      ----------    -----------    ----------     -------

      Balance, December 31, 1999       2,170,000         $2,170      $   36,180    $     2,813    $  (13,558)    $27,605
                                      ==========         ======      ==========    ===========    ==========     =======

   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                           For the Year Ended December 31, 1999,
       for the Period from October 6, 1998 (Inception) to December 31, 1998, and for the Period from October 6, 1998 (Inception) to December 31, 1999

                                                                                       For the                   For the
                                                                                     Period from               Period from
                                                                                      October 6,                October 6,
                                                               For the                   1998                      1998
                                                             Year Ended             (Inception) to            (Inception) to
                                                             December 31,             December 31,              December 31,
                                                                 1999                     1998                      1999
                                                          ------------------       ------------------        ------------------
Cash flows from operating activities
      Net loss                                            $          (12,320)      $           (1,238)       $          (13,558)
      Adjustments to reconcile net loss to
           net cash used in operating activities
                Stock warrants outstanding                             2,813                        -                     2,813
      Change in
           Prepaid expenses                                            1,888                   (1,888)                        -
           Accrued expenses                                            2,740                       50                     2,790
                                                          ------------------       ------------------        ------------------

Net cash used in operating activities                                 (4,879)                  (3,076)                   (7,955)
                                                          ------------------       ------------------        ------------------

Cash flows from financing activities
      Cash received for common stock                                  38,250                      100                    38,350
      Due to stockholder                                              (3,076)                   3,076                         -
                                                          ------------------       ------------------        ------------------

Net cash provided by financing activities                             35,174                    3,176                    38,350
                                                          ------------------       ------------------        ------------------

Net increase in cash      30,295                                         100                   30,395

Cash, beginning of period                                                100                        -                         -
                                                          ------------------       ------------------        ------------------

Cash, end of period                                       $           30,395       $              100        $           30,395
                                                          ==================       ==================        ==================



   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization and Line of Business
           Daliprint, Inc. (the "Company") was incorporated on October 6, 1998 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date.

           Basis of Presentation
           The Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

           Start-Up Costs
           Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, "Costs of Start-Up Activities," these costs have been expensed as incurred.

           Estimates
           The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

           Loss per Share
           During the period from October 6, 1998 (inception) to December 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

           Income Taxes
           The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company is in the development stage and has incurred a loss from operations, no benefit is realized for the tax effect of the net operating loss carryforward due to the uncertainty of its realization.

           Recently Issued Accounting Pronouncements
           In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

           In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.


NOTE 2 - STOCKHOLDERS' EQUITY

           The subscription receivable of $4,500 at December 31, 1998 was collected in January 1999.

           The subscription receivable represents amounts received in a master bank account for which the President/Director of the Company is the sole signatory. This account serves as an escrow account. Funds are transferred from this bank account to the Company's bank account, net of placement agent's fees for common stock subscribed and any amount paid on behalf of the Company.


NOTE 3 - WARRANTS OUTSTANDING

           On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of December 31, 1999, the warrants were still outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS

           The Company utilizes office space of a law firm owned by its President/Director. The Company does not pay any rent for such office space.

           The Company owed $0 and $3,076 at December 31, 1999 and 1998, respectively, to the President/Director of the Company.

NOTE 5 - YEAR 2000 ISSUE

           Management believes that the Year 2000 Issue did not have a material effect on the Company's financial position or results of operations.