Form 10KSB40
period 2001-12-31
DALIPRINT INC/NY
filed 2002-03-26
CIK 1077274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                          Commission File No. 000-26635

                                 Daliprint, Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     13-4031362
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

317 Madison Avenue, Suite 2310, New York, New York        10017
--------------------------------------------------       --------
     Address of principal executive office               Zip Code

Issuer's telephone number:  (212) 949-9696
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2001 were $0.00.

As of March 14, 2002, 2,545,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 545,000 shares.

Transitional Small Business Disclosure Format (check one):      Yes       No X
                                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         Daliprint, Inc. (the "Company" or "we" or "us") was incorporated in Delaware in October 1998 and was formed by Mr. James A. Prestiano, a stockholder, and the sole officer and director of the Company. Our principal executive offices are located at 317 Madison Avenue, Suite 2310, New York, NY 10017. We have always been a developmental stage company since our inception and we have no operating history other than organizational matters, and the filing of reports with the Securities and Exchange Commission (the "Commission"). We have no full time or part time employees and Mr. Prestiano manages our affairs.

         We have no operating business, nor do we intend to develop our own operating business. Our only prospects toward operations is by seeking to effect a merger or other business combination (a "Merger") with a corporation or other business entity which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to gaining access to the capital markets and achieving liquidity for its stockholders. Our primary activities currently involve seeking a Merger Target and filing reports with the Commission. As such, we are known as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger. We have not entered into any binding agreement with any potential Merger Target and we do not intend to limit potential candidates to any particular field or industry, although we do retain the right to limit candidates, if we so choose, to a particular field or industry. We may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth. Competition for Merger Targets is intense and many other similarly, or better funded entities than us are seeking mergers with Merger Targets. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

         Mr. Prestiano also serves as the sole director and officer of eight other somewhat identical companies (identified in Part III, Item 12 below) that contemplate the same business activities as us and thus compete directly with us. Moreover, some of these entities may establish trading markets for their securities before we do making them more attractive to Merger Targets. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to us. In general, Delaware law requires officers and directors of a corporation incorporated under the laws of the State of Delaware to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, we have agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities and the negotiation and Merger with Merger Targets, we will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. We have no formal plan relating to the allocation of business or Merger opportunities between us and the eight other companies, and thus there can be no assurance that any Merger opportunity shall be presented to us, as opposed to one of the eight other companies.

         The proposed business activities described herein classify us as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We cannot assure that any market for our Common Stock will develop even if we are able to successfully implement our business plan and complete a Merger with a Merger Target with viable operations. However, we are exploring strategies to attempt to obtain a quote for our Common Stock on the NASDAQ Over the Counter Bulletin Board in order to enhance our attractiveness to potential Merger Targets.

Item 2.  Description of Property
         -----------------------

         We do not own or lease any real property at this time. Pursuant to an oral agreement with The Law Offices of James A. Prestiano, Esq., a firm controlled by James Prestiano, our President, sole director, majority stockholder and founder, we utilize and will continue to utilize the office space and related facilities of such firm as our principal executive office. Such office is located at 317 Madison Avenue, Suite 2310, New York, NY 10017.

         We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities. We may, however, merge with a Merger Target that has such business or investments.


Item 3.  Legal Proceedings
         -----------------

         We are not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of stockholders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

         Our Common Stock is not currently traded on any public trading market. No assurance can be given that any market for our Common Stock will develop. However, we are exploring strategies to attempt to obtain a quote for our Common Stock on the NASDAQ Over the Counter Bulletin Board in order to enhance our attractiveness to potential Merger Targets.

         The authorized capital stock of the Company consists of 45,000,000 shares, of which 40,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of "blank-check" Preferred Stock, $0.001 par value. At March 14, 2002, there were 2,545,000 shares of Common Stock outstanding and held of record by 35 stockholders. No shares of Preferred Stock have been issued, and the Board has not designated the rights or preferences of any class or series of Preferred Stock.

         We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. In the event we enter into a Merger, the post-Merger company may change this policy. However, since most potential Merger Targets are likely to be early stage growth companies, it is unlikely that such a Merger Target's management would declare any dividend for a while after any Merger.

Recent Sales of Unregistered Securities

         The following information relates to the sale of unregistered securities by the Company during fiscal 2001. This sale of securities was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

         On November 5, 2001, the Company issued 55,000 shares of Common Stock to La Sala, CPA, P.C. ("La Sala") as consideration for certain accounting and tax services rendered to the Company. On November 5, 2001, the 55,000 shares of Common Stock issued to La Sala were valued by the Company at $1,500. The shares issued to La Sala are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that act.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Plan of Operation


         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of

1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.)

General

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

         We also believe that finding a suitable Merger Target willing to enter into a Merger with us may depend on the existence of a public trading market for our Common Stock. There is presently no public trading market for the Company's Common Stock and there is no assurance that one can be developed.

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

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. Mr. Prestiano, our current executive officer and sole director intends to devote only a small portion of his time to our affairs and, accordingly, consummation of a Merger may require a greater period of time than if our management devoted his full time to our affairs. We have engaged third party consultants to assist us in the evaluation and due diligence review of potential Merger Targets. To date, these third party consultants have been paid only in securities of the Company, but we may be required to hire new consultants and/or pay such persons cash or other securities of the Company to carry out our business plan.

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

Consultants Retained To Assist In Mergers

         In order to assist us in reviewing and evaluating Merger Targets, we have retained certain consultants. These consultants received only securities of the Company as compensation and may be reimbursed for certain out of pocket expenses incurred at our request. We may be required to retain additional consultants for cash consideration if the need should arise, and we will be limited, by cash on hand in doing so.

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

         We may utilize available cash and equity securities in effecting a Merger. Although we have no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that we will issue for certain professional services, other than those already issued in the offering of our common stock pursuant to Regulation D promulgated under the Securities Act of 1933 (the "Private Placement"), we will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by our stockholders prior to the Merger. This will leave current stockholders with approximately 10% or less of the post-Merger company. We also may decide to issue preferred stock, with rights, voting privileges, liquidation and dividend preferences that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although we have no present plans to do so. We may have to effect reverse stock splits prior to or immediately after any Merger. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, in connection with a Merger, a change in control will occur which may affect, among other things, our ability to utilize net operating loss carry-forwards, if any.

         We may need to borrow funds to effect a Merger. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of our borrowings will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We have no arrangements with any bank or financial institution to secure financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on our financial condition and future prospects, including our ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, we will assume all the risks inherent thereto.

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

Equipment and Employees

         We have no operating business and thus no equipment and no employees other than our president, who does not receive a salary. We do not expect to acquire any equipment or employees. We do not intend to develop our own operating business but instead hope to effect a Merger with a Merger Target.

Expenses for Year Ended December 31, 2001

         Net cash used in operating activities for the twelve months ended December 31, 2000 was $18,940 compared to $4,879 for the twelve months ended December 31, 1999. During the twelve months ended December 31, 2000, $1,500 was received upon exercise of certain warrants issued by the Company. As a result, cash on hand decreased by $17,440 for the twelve months ended December 31, 2000 to $12,955. Net cash used in operating activities for the twelve months ended December 31, 2001 was $8,150 compared to $18,940 for the twelve months ended December 31, 2000. During the twelve months ended December 31, 2001, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities. As a result, cash on hand decreased by $8,150 for the twelve months ended December 31, 2001 to $4,805.

         The expenses of approximately $17,688 for the twelve months ended December 31, 2000 and $12,589 for the twelve months ended December 31, 2001 resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. The higher operating expenses during fiscal 2000 were the result of the preparation and filing of a Form S-8 registration statement by the Company. Certain of its professional service providers agreed to forego cash payment for their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

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

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

         We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a Merger and we cannot ascertain our capital requirements until such time. Moreover, there can be no assurance that any Merger Target, at the time of the consummation of a Merger, or at any time thereafter, will derive any material revenues from its operations or operate in a profitable manner. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a Merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. We may be required to seek additional financing in order to implement our business plan and/or consummate a Merger. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

We Have No Current Binding Agreement With any Merger Target

         While Management may have visited and negotiated with possible Merger Targets, we have no material binding merger agreement with any Merger Target. Management has not identified any particular industry or specific business within an industry for evaluation. Other than issuing shares to our original stockholders and certain consultants, conducting the Private Placement and filing reports with the Commission, we have not commenced any operational activities. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a Merger Target to have achieved. Accordingly, we may enter into a Merger with a Merger Target having insignificant operations, material losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

Success of Our Business Depends Upon the Consummation of a Merger, and, In Part, General Stock Market Conditions in the Business Sector of a Merger Target

         Our success will depend to a great extent on locating and consummating a Merger with a Merger Target. Subsequent to any Merger, our success will depend greatly on the operations, financial condition, and management of the identified Merger Target. While we intend to seek a Merger with a company that has an established operating history, there can be no assures that we will be able to successfully locate and complete a merger with candidates meeting such criteria. In the event we successfully complete a Merger, the success of our operations may be dependent upon management of the successor entity together with numerous other factors beyond our control, or control of the successor entity.

We Will Be Able to Effect At Most, One Merger, If Any, and Thus May Not Have a Diversified Business

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

Mr. Prestiano Has Centralized Control of our Affairs

         Mr. Prestiano owns 2,000,000 shares of Common Stock which he received as a founder. This amount represents approximately 78.6% of the issued and outstanding shares of Common Stock and approximately 78.6% of the voting power of the issued and outstanding shares of Common Stock prior to a Merger (not including any shares underlying certain warrants). In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, management may be able to elect all of our directors and otherwise direct our affairs. Additionally, stockholders will only be permitted to vote on a Merger if a stockholder vote is required under Delaware General Corporation Law, and, even if allowed to vote, Mr. Prestiano controls a majority of our stock, thus effectively giving him control.

Mr. Prestiano's Is a Principal Executive Officer and Director of Eight Other Similar Companies Which Creates an Inherent Conflict of Interest

         Mr. Prestiano serves as the sole director and officer of eight other similarly capitalized companies (identified in Item 12, Part III below) that contemplate the same business activities as us and thus compete directly with us. Some of those entities may develop a trading market for their securities before we do, making them a more attractive candidate to potential Merger Targets. As a result, Mr. Prestiano will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to us. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies, he will have conflicting interests. Therefore, we have agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities and the negotiation and merger with Merger Targets, we have waived and will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. We believe that any potential conflict is significantly mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in our Company, and each company (including ours) has identical capital structure. The conflict will be more significant should, at a later date, these facts change.

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

It Is Most Likely That Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger

         Our Certificate of Incorporation authorizes the issuance of 40,000,000 shares of Common Stock. There are currently 37,455,000 authorized but unissued shares of Common Stock available for issuance. Although we have no commitments as of this date to issue any of these shares of Common Stock, we will, in all likelihood, issue a substantial number of additional shares in connection with or following a Merger. To the extent that additional shares of Common Stock are issued, our stockholders would experience dilution of their respective ownership interests. Additionally, if we issue a substantial number of shares of Common Stock or voting preferred stock in connection with or following a Merger, a change in control may occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities. We have used and may continue to use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. In the past, these consultants have been paid only with stock, but in the future, these consultants or third parties may be paid in cash, stock, options or other securities. Mr. Prestiano has the sole discretion to engage consultants and other assistance and to pay partially or in whole with stock or options for stock and to raise additional funds by selling our securities which may involve substantial additional dilution to the investors.

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

Most of Our Outstanding Common Stock Is Not Immediately Eligible for Resale

         Of the 2,545,000 shares of Common Stock outstanding of the Company as of the date of the Registration Statement, few are eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. An aggregate of 275,117 shares have been registered pursuant to the registration statement on Form S-8. In addition, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of Common Stock or the availability of such shares for sale will have on the market prices, if any, for shares of Common Stock prevailing from time to time. Nevertheless, the sale of substantial amounts of Common Stock in the public market would likely adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of equity securities.

Taxation Considerations May Impact the Structure of a Merger and Post-Merger Liabilities

         Federal and state tax consequences will, in all likelihood, be major considerations in any Merger we undertake. The structure of a Merger or the distribution of securities to stockholders may result in taxation of us, the Merger Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any Merger so as to minimize the federal and state tax consequences to both us and any Merger Target. Management cannot assure that any Merger will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

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

We Are Authorized to Issue Preferred Stock

         Our Certificate of Incorporation authorizes the designation and issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Delaware, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such Preferred Stock, and it is possible that one or more series of Preferred Stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of Preferred Stock.


Item 7.  Financial Statements
         --------------------

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-9.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                      Age            Title
----                      ---            -----

James A. Prestiano        37             President, Secretary, and Sole Director

       Mr. James A. Prestiano, age 37, is the sole director, president, and secretary of the Company. Mr. Prestiano is the principal of the Law Offices of James A. Prestiano. Mr. Prestiano practices law in New York, New York in the areas of securities law, corporate law, litigation and other business matters. Mr. Prestiano has practiced law in New York since 1993. From 1990 to 1993, Mr. Prestiano was a Staff Attorney at the Northeast Regional Office of the United States Securities and Exchange Commission. Mr. Prestiano is a graduate of St. Johns University, where he received a B.A. degree in 1987 and J.D. degree in 1990.

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

Meetings of the Board

       Our sole director is, and always has been, Mr. Prestiano. As of March 14, 2002, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including all agreements and stock issuances in fiscal 2001. As we only have one board member, we do not have separate or independent audit or compensation committees.

       In addition to the Company, Mr. Prestiano serves as the sole director and sole officer (President, Secretary and Chief Financial Officer) of eight other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are:
Algiers Resources, Inc.; Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Incorporated; Regal Acquisitions, Inc.; Voyer One, Inc.; and, Voyer Two, Inc.

Item 10.  Executive Compensation
          ----------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information as of this date, with respect to Common Stock of the Company owned by James A. Prestiano, the sole director and officer of the Company, and the owners of more than 5% of the outstanding and voting Common Stock. The below table is based on an aggregate of 2,545,000 shares of Common Stock issued and outstanding as of March 14, 2002.

                                              Shares
                                           Beneficially          Percent
                  Name                        Owned        of Class Outstanding
-----------------------------------------  ------------    --------------------

James A. Prestiano (1)                       2,000,000 (2)         78.6%
Gerry L. Martin (3)                            142,000 (3)          5.6%
All Officers and Directors as a group (one   2,000,000             78.6%
person)
---------------------------
(1) The address for Mr. Prestiano is c/o the Company, 317 Madison Avenue, Suite 2310, New York, NY 10017.
(2) Mr. Prestiano has sole voting and investment power with respect to the shares shown.

(3) The address for Mr. Martin is c/o CMI, 2102 Business Center Drive, Suite 130, Irvine, California 92612. These shares were issued upon the exercise of warrants, issued in connection with a consulting agreement between CMI and the Company. Mr. Martin is a principal of CMI.

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

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

       To this date, the Company has had no operating business and engaged in no transactions in which Mr. Prestiano has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Prestiano's interest therein would arise only from his ownership of Common Stock of the Company and he would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company. Upon founding and creation of the Company in October of 1998, Mr. Prestiano received 2,000,000 shares of Common Stock, which at such time was without value, for nominal consideration.

       In addition to the Company, Mr. Prestiano serves as the sole director and sole officer (President, Secretary and Chief Financial Officer) of eight other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are:
Algiers Resources, Inc.; Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Incorporated; Regal Acquisitions, Inc.; Voyer One, Inc.; and, Voyer Two, Inc.

       As a result of his role as the sole officer and director of these nine companies, Mr. Prestiano will have a conflict of interest with respect to prospective Merger Targets and presenting a corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation, and the laws of the State of Delaware further provide rights and remedies to stockholders in the event such duty is breached. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholders, at the date of this filing. In addition, in most cases, Mr. Prestiano will allow the potential Merger Target to choose the company to merge with. The conflict will be more significant should, at a later date, these facts change.

       Similarly, in general, officers and directors of a corporation incorporated under the laws of the state of Delaware owe certain fiduciary obligations to the stockholders of such corporation. Among these are the duties of fiduciary care and loyalty, prudent business judgment, and the above-mentioned duty regarding the presentation of corporate opportunities. Essentially, officers and directors have a duty to act in a manner so as to advance the financial interests of the corporation and the stockholders. When these obligations or duties are breached, aggrieved stockholders can seek redress through a derivative action brought on behalf of the corporation and occasionally, depending on the facts and circumstances, through suits brought individually. However, with respect to the Company and the eight other companies, each current shareholder was made aware at the time he or she acquired his or her shares of the fact that Mr. Prestiano is the sole officer and director of the Company and the eight other companies (as stated in the offering memorandum pursuant to which each shareholder acquired his or her shares). In addition, each shareholder at the time of his or her acquisition of shares of the Company was required to make an equal investment in each of the other eight companies. Thus, because each shareholder of the Company is also an equal shareholder in each of the eight other companies that compete directly with the Company, no shareholder of the Company would be harmed due to conflicts of interest among these companies related to Mr. Prestiano's fiduciary obligations as sole officer and director of each company and/or the allocation of opportunities to negotiate and Merge with Merger Targets.

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


Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

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

10.0 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

--------------------------------
(1) Incorporated by reference from the Company's Form 10-KSB, for fiscal year ended December 31, 1999.
(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.
(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.


(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2001.

                                 DALIPRINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------


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

     Notes to Financial Statements                                    F-6 - 9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Daliprint, Inc.


We have audited the accompanying balance sheet of Daliprint, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001, and for the period from October 6, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daliprint, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and for the period from October 6, 1998 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2001, the Company incurred a net loss, and it had negative cash flows from operations. In addition, the Company had an accumulated deficit as of December 31, 2001. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 27, 2002

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash                                                          $  4,805
     Prepaid expenses                                                   909
                                                                   --------

                      Total assets                                 $  5,714
                                                                   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                              $  2,136
                                                                   --------

                  Total current liabilities                           2,136
                                                                   --------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                --
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,545,000 shares issued and outstanding                      2,545
     Additional paid-in capital                                      42,055
     Contributed capital - stock warrants outstanding                 2,813
     Deficit accumulated during the development stage               (43,835)
                                                                   --------

                  Total stockholders' equity                          3,578
                                                                   --------

                      Total liabilities and stockholders' equity   $  5,714
                                                                   ========


   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                              For the Years Ended December 31, 2001 and 2000 and
            for the Period from October 6, 1998 (Inception) to December 31, 2001
--------------------------------------------------------------------------------

                                                              For the
                                                             Period from
                                                             October 6,
                                   For the Year Ended           1998
                                       December 31,         (Inception) to
                               --------------------------    December 31,
                                   2001           2000          2001
                               -----------    -----------    -----------

Operating expenses             $    12,589    $    17,688    $    43,835
                               -----------    -----------    -----------

Net loss                       $   (12,589)   $   (17,688)   $   (43,835)
                               ===========    ===========    ===========

Basic and diluted
   Loss per common share       $    (0.005)   $     (0.01)   $    (0.019)
                               ===========    ===========    ===========

Weighted-average
   common shares outstanding     2,498,589      2,297,123      2,294,856
                               ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Period from October 6, 1998 (Inception) to December 31, 2001
--------------------------------------------------------------------------------

                                                                                 Contributed     Deficit
                                                                                   Capital -   Accumulated
                                                                      Additional     Stock     during the
                                               Common Stock            Paid-In     Warrants    Development
                                           Shares         Amount       Capital    Outstanding     Stage         Total
                                        ------------    ----------   -----------  -----------  -----------    ---------
Balance, October 6, 1998 (inception)              --    $       --    $       --   $       --   $       --    $       --
Issuance of common stock                   2,020,000         2,020         2,580                                   4,600
Net loss                                                                                            (1,238)       (1,238)
                                          ----------    ----------    ----------   ----------   ----------    ----------

Balance, December 31, 1998                 2,020,000         2,020         2,580           --       (1,238)        3,362
Issuance of common stock                     150,000           150        33,600                                  33,750
Issuance of stock warrants                                                              2,813                      2,813
Net loss                                                                                           (12,320)      (12,320)
                                          ----------    ----------    ----------   ----------   ----------    ----------

Balance, December 31, 1999                 2,170,000         2,170        36,180        2,813      (13,558)       27,605
Issuance of common stock                     170,000           170         2,280                                   2,450
Issuance and exercise of stock warrants      150,000           150         2,150                                   2,300
Net loss                                                                                           (17,688)      (17,688)
                                          ----------    ----------    ----------   ----------   ----------    ----------

Balance, December 31, 2000                 2,490,000         2,490        40,610        2,813      (31,246)       14,667
Issuance of common stock                      55,000            55         1,445                                   1,500
Net loss                                                                                           (12,589)      (12,589)
                                          ----------    ----------    ----------   ----------   ----------    ----------

Balance, December 31, 2001                 2,545,000    $    2,545    $   42,055   $    2,813   $  (43,835)   $    3,578
                                          ==========    ==========    ==========   ==========   ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                                                 DALIPRINT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              For the Years Ended December 31, 2001 and 2000 and
            for the Period from October 6, 1998 (Inception) to December 31, 2001
--------------------------------------------------------------------------------

                                                                            For the
                                                                         Period from
                                                                          October 6,
                                                    For the Year Ended       1998
                                                       December 31,     (Inception) to
                                                   --------------------  December 31,
                                                     2001        2000        2001
                                                   --------    --------    --------
Cash flows from operating activities
   Net loss                                        $(12,589)   $(17,688)   $(43,835)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock warrants outstanding                        --          --       2,813
       Issuance of common stock for services
         rendered                                     1,500       2,450       3,950
       Exercise of warrants issued for services
         rendered                                        --         800         800
   Change in
     Prepaid expenses                                 1,809      (2,718)       (909)
     Accrued expenses                                 1,130      (1,784)      2,136
                                                   --------    --------    --------

Net cash used in operating activities                (8,150)    (18,940)    (35,045)
                                                   --------    --------    --------

Cash flows from financing activities
   Cash received for common stock                        --       1,500      39,850
                                                   --------    --------    --------

Net cash provided by financing activities                --       1,500      39,850
                                                   --------    --------    --------

Net increase (decrease) in cash                      (8,150)    (17,440)      4,805

Cash, beginning of period                            12,955      30,395          --
                                                   --------    --------    --------

Cash, end of period                                $  4,805    $ 12,955    $  4,805
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

         Going Concern
         -------------
         The Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 2 - WARRANTS OUTSTANDING

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of December 31, 2001, the warrants were still outstanding.


NOTE 3 - ISSUANCE OF COMMON STOCK

         On November 5, 2001, the Company issued 55,000 shares of common stock valued at $1,500 for certain professional services rendered, which were not related to raising capital.

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

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DALIPRINT, INC.


                                 By /s/ James A. Prestiano
                                    --------------------------------------------
                                    James A. Prestiano, President, Secretary and
                                    Chief Financial Officer
                                    Date: March 21, 2002

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By /s/ James A. Prestiano
                                    --------------------------------------------
                                    James A. Prestiano, President, Secretary and
                                    Chief Financial Officer
                                    Date: March 21, 2002